Form 10KSB
period 2001-12-31
ALPH NET CONSULTING GROUP LTD
filed 2002-02-15
CIK 1097214

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ending December 31, 2001

Commission File No. 0000-28341

Alph-Net Consulting Group, Ltd.
A Nevada corporation      77-0426983
(I.R.S. Employer Identification Number)

2110 E. Water Street, Tucson, Arizona 87519

Registrant's telephone number, including area code:
(520) 322-9918

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
Title of Class:  Common

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year is:
$36,455 net sales.

As of January 30, 2002 the aggregate market value of voting stock held by non-affiliates of the registrant was $250 based on $0.001 per share.

     Class             Outstanding as of January 30, 2002
$.001 Par Value Common Stock          1,000,000 SHARES


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

Unless the context requires otherwise, all references to "we," "our," "us" or the "Company" refer to Alph-Net
Consulting Group, Ltd. As Alph-Net completed the acquisition of the assets and liabilities of McKnight
Consulting LLC on December 31, 2001, the information presented though out this report is about Alph-Net and its new business.

Item 1.	   DESCRIPTION OF BUSINESS.

Since its formation on April 15, 1996, ALPH-NET CONSULTING GROUP, LTD., a Nevada corporation (the "Company"), has not engaged in any operations other than organizational matters until it closed on the purchase of the assets and liabilities of McKnight Consulting LLC on December 31, 2001. Alph-Net was formed specifically to be a "blank check" or "clean public shell" corporation, for the purpose of either merging with or acquiring an operating company with operating history and assets.

In connection with the normal business practice of Alph-Net Consulting Group, we continuously reviewed our strategic business opportunities and in April 2001, we were contacted by a representative of McKnight Consulting LLC concerning a possible combination. From April 2001 through the execution of the contribution agreement, ongoing discussions were held between representatives of McKnight Consulting and our management. The consideration for the acquisition of the assets and liabilities of McKnight Consulting by the issuance to McKnight Consulting members of seventy-five percent of the common stock of Alph-Net Consulting was the product of negotiations between the parties and reflects their estimate of the value of the assets and liabilities of McKnight Consulting. Additionally, the negotiated consideration was arrived at in large part so that the current shareholders of Alph-Net Consulting would not be diluted, thereby retained an equal percent stock position. Management did not seek a fairness opinion or engage a financial advisor because the relative value of the transaction would be less than the cost of obtaining a fairness opinion.

On October 31, 2001, we entered into the contribution agreement whereby, subject to shareholder approval, we acquired, in exchange for 750,000 shares of our common stock, the assets and liabilities of McKnight Consulting. Originally operated as a sole proprietorship, and then reformed as a limited liability company under the laws of the state of Arizona in 2001, McKnight Consulting LLC was a technical consulting company whose primary focus is in developing, supporting, designing, and implementing computer connectivity solutions with small to mid-sized companies nationwide and providing research and technical consulting specializing in social science research and technology that supports efforts in research. Efforts are focused on research design, methodology and statistics in formulating sound research design proposals. These services include network design, configuration, management, administration, programming, and evaluation. In addition to these services, database connectivity and server application management is offered when these services are integrated into the network design. The acquisition of the assets and liabilities of McKnight Consulting closed on December 31, 2001.

Pursuant to the closing of the acquisition of the assets and liabilities of McKnight Consulting, on December 31, 2001 the Company had a change in management. Patrick McKnight was appointed President and Director, while Kathy McKnight was appointed Secretary and Director. The Company's founder, Daniel Hodges, resigned from his position with the Company on December 31, 2001.

Patents

The Company owns no patents. The company owns one Internet domain name.

Employees

We have two full-time employees. None of the Company's employees are represented by a union. We consider our relations with employees to be satisfactory.

Legal Proceedings

The Company is not subject to any pending litigation, legal proceedings or claims.

Risk Factors

The Company's business is subject to numerous risk factors, including the following:

We have a limited operating history and may not successfully implement its business plan.

We have a limited operating history, and our business model is still in development. McKnight Consulting originally commenced operations in 1990 a sole proprietorship and then became a limited liability company under the laws of the state of Arizona in 2001. As an early stage computer consulting company, we are subject to expenses and difficulties associated with implementing our business plan that are not typically encountered by more mature companies. The risks associated with implementing our business plan relate to:

- building out or outsourcing web hosting and network infrastructure;

- expanding a sales structure and marketing programs;

-    increasing awareness of our brand;

- providing services to customers that are reliable and cost-effective;

- responding to technological development or service offerings by competitors; and

-    attracting and retaining qualified personnel.

If we are not successful in implementing our business plan, our business or future financial or operating results could suffer.

The Company will need additional funds which, if available, could result in dilution of your shareholdings or an increase in its interest expense. If these funds are not available, its business could be hurt.

The Company's business plan projects expansion through acquisitions funded mostly with stock but requiring some cash expenses and consideration. We will need to raise additional funds through public or private debt or equity financing in order to:

- take advantage of anticipated opportunities or acquisitions of complementary assets, technologies or businesses;

-    develop new products;

-    respond to unanticipated competitive pressures; or

-    achieve profitability.

When additional funds become necessary, additional financing may not be available on terms favorable to the Company or available at all. If adequate funds are not available or are not available on acceptable terms when needed, the Company's business could be hurt. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current stockholders may be reduced, and the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If additional funds are raised through the issuance of debt securities, these securities could have some rights, preferences and privileges senior to those of the holders of our common stock, and the terms of this debt could impose restrictions on its operations and result in significant interest expense to McKnight Consulting.

Rapid growth strategy is likely to place a significant strain on our resources.

The future success of the Company depends in large part on our ability to manage any achieved growth in its business.
For its business plan to succeed, we will need:

- to expand our business with new and current customers;

- to develop and offer successful new products and services;

-    to retain key employees and hire new employees;
     and

- to ensure that any future business that may develop or be acquired will perform in a satisfactory manner.

These activities are expected to place a significant strain on our resources. Also, we cannot guarantee that any of these will occur or that we will succeed in managing the results of any success in its business plan.

Annual and quarterly operating results are subject to significant fluctuations. As a result, period-to-period comparisons of results of Operations are not necessarily meaningful and should not be relied upon as indications of future performance.

The Company has experienced significant fluctuations in its results of operations on a quarterly and annual basis. We expect to continue to experience significant fluctuations in its future quarterly and annual results of operations due to a variety of factors, many of which are outside of our control, including:

-    demand for and market acceptance of our services;

-    customer retention;

-    the timing and success of our marketing efforts;

- the timing and magnitude of capital expenditures, including costs relating to the expansion of operations;

- the timely expansion of existing facilities and completion of new facilities;

-    the ability to increase bandwidth as necessary;

-    fluctuations in bandwidth used by customers;

- introductions of new services or enhancements by the Company and its competitors;

-    increased competition in its markets;

- economic conditions including those in the technology sector;

- potential unfavorable legislative and regulatory developments;

- growth of Internet use and establishment of Internet operations by mainstream enterprises; and

-    changes in its pricing policies and its
     competitors' pricing policies.

A relatively large portion of the Company's expenses are fixed in the short-term. As a result, its results of operations will be particularly sensitive to fluctuations in revenue.

A relatively large portion of our expenses are fixed in the short-term, particularly in respect of hardware, data and telecommunications costs, depreciation, amortization, real estate occupancy costs, interest expense and personnel.
Because we will be required to incur these fixed expenses, irrespective of our revenue, its future results of operations are particularly sensitive to fluctuations in revenue.

The expected continued growth in the market for its products and services may not materialize or may materialize in a manner we have not anticipated.

The market is rapidly evolving. Whether, and the manner in which, the market for the products and services of the Company will continue to grow is uncertain. The market for these products and services may be inhibited for a number of reasons, including:

- the reluctance of businesses to outsource their connectivity solutions and Web hosting needs;

- our failure to successfully market its products and services to new customers; and

- the inability to maintain and strengthen our brand awareness.

Success depends in large part on the continued growth of the Internet Market.

The Company's business will be hurt if demand for Internet and related services does not continue to grow. This demand may be inhibited for a number of reasons, including:

-    general economic conditions;

-    access costs;

-    inadequate network infrastructure;

-    security concerns;

- uncertainty of legal and regulatory issues concerning use of the Internet;

-    inconsistent quality of service; and

- lack of availability of cost-effective, high-speed service.

The Internet infrastructure may not be able to support the demands placed on it or the Internet's performance and reliability may decline. Similarly, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. This could hurt our business.

A portion of our growth depends on our ability to expand web hosting capacity to meet anticipated demand.

Continuing to expand web hosting center capacity is critical to achieving the goals of the Company's business plan. This expansion is likely to include the need to add new hardware and software, and may include the opening of additional web hosting centers. We to add web hosting center capacity in the future as justified by customer demand. Its ability to do so successfully depends on:

- anticipating and planning for future demand levels;

-    having access to sufficient capital; and

- locating and securing satisfactory web hosting center sites and implementing the build-out of these and existing sites, all of which may require significant lead time.

If we are unable to expand our capacity effectively, our growth may suffer and we may not be able to adequately meet the demands of existing customers.

The Company operates in an extremely competitive market and may not be able to compete effectively.

The computer connectivity consulting services market is extremely competitive and most of our competitors are more established and have greater financial resources. In addition, there are no substantial barriers to entry in this market. We also expect that competition will intensify in the future. Most of our competitors have greater market presence, engineering and marketing capabilities and financial, technological and personnel resources than we do. As a result, as compared to the Company, our competitors may:

      - develop and expand their network and web hosting infrastructures and service offerings more efficiently or more quickly;

      -    adapt more swiftly to new or emerging
technologies and changes in customer requirements;

      - take advantage of acquisitions and other opportunities more effectively; and

      - more effectively leverage existing relationships with customers or exploit a more recognized brand name to market and sell their services.

The Company's current and prospective competitors generally may be divided into the following three groups:

      -    Web hosting companies including Digex, Inc.,
Verio, Inc., Genuity, Globix Corporation, PSINet Inc.,
Exodus Communications, Inc. and other companies;

      - Internet solution companies including Razorfish Inc., IBM Global Services, Accenture, US Internetworking Inc., Scient Corp., Cambridge Technology Partners, Inc., Whittman-Hart Inc., Oracle Corporation, the Big 5 accounting firms, EDS Corporation and other companies; and

      - Internet connectivity, VPNs and security providers including Genuity, Verio Inc., Qwest
Communications International Inc., Sprint Corporation, AT&T
Corp., UUNET Technologies, Inc., XO Communications, Cable &
Wireless plc, WorldCom, Inc. and other national and regional providers.

We believe that we may also face competition from other computer hardware and software companies and other media, technology and telecommunications companies.

The number of businesses providing connectivity-related services is rapidly growing. We are aware of other companies, in addition to those named above, that have entered into or are forming joint ventures or consortia to provide services similar to those provided by the Company.
Others may acquire the capabilities necessary to compete with McKnight Consulting through acquisitions.

We could encounter significant pricing pressure as a result of increased competition and industry consolidation.

As a result of increased competition and consolidation in the industry, we could encounter significant pricing pressure, which in turn could result in significant reductions in the average selling price of our services. We may not be able to offset such price reductions even if we obtain an increase in the number of our customers, derive higher revenue from enhanced services or manage to reduce costs. Increased price or other competition could erode market share and could significantly hurt business. We cannot assure you that we will have the financial resources, technical expertise or marketing and support capabilities to compete successfully in that environment.

The Company's revenues are heavily dependent on contracts.
If we lose these contracts, if there is a reduction in the amount of work generated from them, or if we fail to diversify our customer base, our business will suffer.

The Company currently derives a substantial portion of our total revenue from contracts with two customers; Tucson Metropolitan Energy Commission and Pasqua Yaqui Indian Tribe. Metropolitan Energy Commission - Baseline Study:
The study involves a detailed analysis of energy use data collected from Tucson, Arizona homeowners to estimate the energy use patterns and relevant predictors. The project requires the application of statistical models that the Company is providing. In addition, the study serves as a pilot test that will later be funded by the Department of Energy to study construction methods that may lead to decreased energy consumption. Pasqua Yaqui - Bring Treatment Home Study: The study requires the supervision by the Company to carry out a quasi-experimental treatment trial. The Native American tribe has contracted with the Company to provide technical consulting regarding data collection, measure development, database design, research methodology, and statistical analyses. The loss of either of these contracts could significantly hurt our business.

We cannot assure you that revenue from these customers, or from other customers that have accounted for significant revenue in past periods, individually or as a group, will continue, or if continued, will reach or exceed historical levels in any future period. In addition, we may not succeed in diversifying our customer base in future periods.

We could experience system failures and capacity constraints, which would affect its ability to compete.

Interruptions in service to our customers could hurt our business. To succeed, we must be able to operate our network and web hosting management infrastructure 24 hours per day, seven days per week, without interruption. The
Company's operations depend upon its ability to protect its network and web hosting infrastructure, its equipment and customer data against damage from human error and/or "acts of God." Even if we take precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in the services we provide to its customers.

Although we have attempted to build redundancy into our network and hosting facility by establishing a redundant, rigorously engineered backbone connected to our web hosting center, our network is currently subject to various single points of failure. For example, a problem with one of our routers or switches could cause an interruption in the services we provide to some of our customers. Any interruptions in service could:

      - cause end users to seek damages for losses incurred;

      - require us to spend more money and dedicate more resources to replacing existing equipment, expand facilities or adding redundant facilities;

      - cause the Company to spend money on existing or new equipment and infrastructure earlier than planed;

      -    damage our reputation for reliable service;

      - cause existing end-users and resellers to cancel contracts; or

      - make it more difficult for us to attract new end-users and partners.

Any of these results could hurt our business.

Failure of the national telecommunications network and Internet infrastructure to continue to grow in an orderly manner could also result in service interruptions. While the national telecommunications network and Internet infrastructure have historically developed in an orderly manner, there is no guarantee that this will continue as the network expands and more services, users and equipment connect to the network. Failure by the telecommunications providers to provide the Company with the data communications capacity required could cause service interruptions, which could hurt our business.

We are dependent on networks built and operated by others.
If we do not have continued access to a reliable network, our business will suffer.

In delivering services, we rely on networks that are built and operated by others. We do not have control over these networks, nor can we guarantee that we will continue to have access on terms that fit our business needs.

The Company's use of the infrastructure of other communications carriers presents risks. Success partly depends upon the coverage, capacity, scalability, reliability and security of the network infrastructure provided to us by telecommunications network suppliers, including AT&T Corp., Sprint Corporation, Verizon Communications, Pacific Bell, Worldcom, Inc. and Broadwing, Inc. Our expansion plans require additional network resources. Without these resources, our ability to execute our business strategy could be hurt. In addition, future expansion and adaptation of our network and web hosting infrastructure may require substantial financial, operational and management resources. We may not be able to expand or adapt our network or web hosting infrastructure on a timely basis and at a commercially reasonable cost to meet additional demand, changing customer requirements or evolving industry standards. In addition, if demand for usage of network and web hosting facilities were to increase faster than projected or were to exceed current forecasts, the network could experience capacity constraints which would hurt our performance.

The consolidation of network providers could adversely affect peering and transit arrangements if peering criteria becomes more restrictive or cost prohibitive. We also depend on telecommunications suppliers to provide uninterrupted and error-free service through their telecommunications networks. If these suppliers greatly increase the price for their services or if the telecommunications capacity available to the Company is insufficient for its business purposes, and we are unable to use alternative networks or pass along any increased costs to our customers, our business could suffer.

The Company's network and software are vulnerable to security breaches and similar threats that could result in being liable for damages and harm its reputation.

Despite the implementation of network security measures, the core of the Company's network infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by Internet users. This could result in being liable for damages, and our reputation could suffer, thereby deterring potential customers from working with us. Security problems caused by third parties could lead to interruptions and delays or to the cessation of service to our customers. Furthermore, inappropriate use of the network by third parties could also jeopardize the security of confidential information stored in our computer systems and in those of its customers.

We rely upon encryption and authentication technology purchased from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. Although we intend to continue to implement industry-standard security measures, in the past third parties have occasionally circumvented some of these standards. Therefore, we cannot assure you that the measures we implements will not be circumvented. The costs and resources required to eliminate computer viruses and alleviate other security problems may result in interruptions, delays or cessation of service to its customers, which could hurt our business.

The Company brand is not as well known as most of our competitors, and failure to develop brand recognition could hurt its business.

To successfully execute its strategy, we must strengthen its brand awareness. While many of our competitors have well-established brands, our market presence has been limited principally to Tucson, Arizona. In order to build our brand awareness, our marketing efforts must succeed, and we must provide high quality services. We cannot assure you that these efforts will succeed as planned. If we do not build our brand awareness, our ability to realize strategic and financial objectives could be hurt.

If we do not respond effectively and on a timely basis to rapid technological change, our business could suffer.

If we do not successfully use or develop new technologies, introduce new services or enhance existing services on a timely basis, or new technologies or enhancements used or developed by us do not gain market acceptance, our business could be hurt. This industry is characterized by rapidly changing technology, industry standards, customer needs and competition, as well as by frequent new product and service introductions. Our future success will depend, in part, on our ability to accomplish all of the following in a timely and cost-effective manner, all while continuing to develop our business model and rolling-out its services on a national level:

      -    effectively use and integrate leading
technologies;

      -    continue to develop technical expertise;

      -    enhance products and current networking services;

      - develop new products and services that meet changing customer needs;

      -    have the market accept our services;

      -    advertise and market our products and services;
and

      - influence and respond to emerging industry standards and other changes.

The Company cannot assure you that it will successfully use or develop new technologies, introduce new services or enhance our existing services on a timely basis, or that new technologies or enhancements used or developed by us will achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense. In addition, we cannot assure you that, if required, we will successfully adapt our services to alternate devices and conduits.

If our services do not continue to be compatible and interoperable with products and architectures offered by other industry members, our ability to compete could be impaired. Our ability to compete successfully is dependent, in part, upon the continued compatibility and interoperability of our services with products and architectures offered by various other members of the industry. Although we intend to support emerging standards in the market for connectivity solutions, we cannot assure you that we will be able to conform to new standards in a timely fashion and maintain a competitive position in the market. Our services rely on the continued widespread commercial use of Transmission Control Protocol/Internet Protocol, commonly known as TCP/IP, which is an industry standard to facilitate the transfer of data. Alternative open protocol and proprietary protocol standards could emerge and become widely adopted. A resulting reduction in the use of TCP/IP could render our services obsolete and unmarketable. The Company's failure to anticipate the prevailing standard or the failure of a common standard to emerge could hurt its business.

We may be exposed to risks associated with acquisitions, including integration risks and risks associated with methods of financing and the impact of accounting treatment.
Also, completed acquisitions may not enhance our business.

A component of the Company's strategy is to acquire web hosting and Internet solutions companies and other businesses complementary to our operations. In the future, we intend to acquire companies that complement our existing business model and growth strategies. Any future acquisitions would be accompanied by the risks commonly encountered in acquisitions, including:

      - the difficulty of assimilating the operations and personnel of acquired companies;

      -    the potential disruption of our business;

      - Our management's inability to maximize its financial and strategic position through the incorporation of an acquired technology or business into its service offerings;

      - the difficulty of maintaining uniform standards, controls, procedures and policies;

      - the potential loss of key employees from acquired businesses, and the impairment of relationships with the employees and customers of an acquired business as a result of changes in management; and

      - the inaccuracy of financial data of acquired companies.

We cannot assure you that any completed acquisition will enhance our business. If we consummate acquisitions in which any significant portion of the consideration consists of cash, a significant portion of our available cash could be used to consummate the acquisitions. If we consummate acquisitions in which any significant portion of the consideration consists of stock, stockholders could suffer significant dilution of their interest.

In addition, we could incur or assume significant amounts of indebtedness in connection with acquisitions. The purchase price of future acquisitions will most likely be significantly greater than the fair value of the acquired net assets. Acquisitions required to be accounted for under the purchase method could result in significant goodwill and/or amortization charges for acquired technology.

We dependent on hardware and software suppliers to provide us with the products and services we need to serve our customers.

We rely on outside vendors to supply us with computer hardware, software and networking equipment. These products are available from only a few sources. We purchase a significant portion of these products from Sun Microsystems, Inc., Compaq Computer Corporation, Cisco Systems, Inc., Microsoft Corporation and Oracle Corporation. We cannot assure you that we will be able to obtain the products and services that we need on a timely basis and at affordable prices.

We have, in the past experienced delays in receiving shipments of equipment purchased for resale. To date, these delays have not adversely affected us, but we cannot guarantee that we will not be adversely affected by delays in the future. We may not be able to obtain computer equipment on the scale and at the times required by us at an affordable cost. Suppliers may enter into exclusive arrangements with competitors or stop selling us their products or services at commercially reasonable prices. If sole or limited source suppliers do not provide us with products or services, our business, financial condition and results of operations may be significantly hurt.

We operate in an uncertain regulatory and legal environment.
New laws and regulations could harm our business.

We are not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other governmental agency, other than regulations applicable to businesses in general. However, in the future, we may become subject to regulation by the FCC or another regulatory agency. Our business could suffer depending on the extent to which our activities are regulated or proposed to be regulated.

While there are currently few laws or regulations that specifically regulate Internet communications, laws and regulations directly applicable to online commerce or Internet communications are becoming more prevalent. There is much uncertainty regarding the market-place impact of these laws. In addition, various jurisdictions already have enacted laws covering intellectual property, privacy, libel and taxation that could affect our business by virtue of their impact on online commerce. Further, the growth of the Internet, coupled with publicity regarding Internet fraud, may lead to the enactment of more stringent consumer protection laws. If the Company becomes subject to claims that we have violated any laws, even if we successfully defend against these claims, our business could suffer. Moreover, new laws that impose restrictions on our ability to follow current business practices or increase our costs of doing business could hurt our business.

We may be subject to legal liability for distributing or publishing content over the Internet, which could be costly for it to defend.

It is possible that claims will be made against online service companies and Internet access providers in connection with the nature and content of the materials disseminated through their networks. Several private lawsuits are pending which seek to impose liability upon online services companies and Internet access providers as a result of the nature and content of materials disseminated over the Internet. If any of these actions succeed, we might be required to respond by investing substantial resources in connection with this increased liability or by discontinuing some of our service or product offerings. Also, any increased attention focused upon liability issues relating to the Internet could also have a negative impact on the growth of Internet use.

We may be unable to protect intellectual property rights or to continue using intellectual property that we license from others.

We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights. We have no patented technology that would bar competitors from our market. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our data or technology.

We also rely on certain technologies licensed from third parties. We cannot be sure these licenses will remain available to us on commercially reasonable terms or at all.
The loss of such technology may require us to obtain substitute technology of lesser quality or performance standards or at greater cost that could harm our business.

Management will control 75% of our common stock, and these parties may have conflicts of interest.

Patrick E. McKnight and Kathy McKnight own 75% of the outstanding common stock Alph-Net Consulting. Accordingly, Patrick E. McKnight and Kathy McKnight, are able to exert considerable influence over any stockholder vote, including any vote on the election or removal of directors and any merger, consolidation or sale of all or substantially all of our assets, and control our management and affairs. Such control could discourage others from initiating potential merger, takeover or other change in control transactions.
As a consequence, our business could be hurt.

We are dependent on key personnel and operate in an industry where it is difficult to attract and retain qualified personnel.

The Company expects that it will need to hire additional personnel in all areas of our business. The competition for personnel throughout the industry is intense. We have experienced difficulty in attracting qualified new personnel. If we do not succeed in attracting new, qualified personnel, our business could suffer. We are also dependent on the continued services of our key personnel, particularly our current management. We do not have employment agreements with our executive officers, nor do we have key man insurance policies on management. The loss of current management would harm business.

Industry consolidation could make it more difficult to compete.

Companies offering connectivity, data and communications services are increasingly consolidating. As a company with a limited operating history, we may not be able to successfully compete with businesses that have combined, or will combine, to produce companies with substantially greater financial, sales and marketing resources, larger customer bases, extended networks and infrastructures and more established relationships with vendors, distributors and partners. In addition, this consolidation trend could prevent or hinder our ability to further grow our operations through acquisitions. With these heightened competitive pressures, there is a significant risk that the value of our common stock will decline.

There is no market for our shares and you may no be able to sell them.

There has been no trading market for our common stock. Although we intend to apply to list our common stock on the OTC Bulletin Board, there can be no assurance that our application will be granted and there can be no assurance that an active market will develop for our common stock. Therefore, it may be difficult to sell shares of the Company if you should desire or need to sell.

If a market develops, the market price of the common stock may fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

* the potential absence of securities analysts covering us and distributing research and recommendations about us;

* the liquidity of our common stock will be low because only 250,000 shares will be in the hands of non-affiliates of the company;

* changes in earnings estimates by securities analysts or our ability to meet those estimates;

* the operating results and stock price performance of other comparable companies;

*    overall stock market fluctuations; and

* economic conditions generally and in the mortgage industry in particular.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Competition. We are not a significant participant in the market for computer connectivity solutions. There are many established consulting companies that have significantly greater financial and personnel resources, technical expertise and experience than we have in this field. In view of our limited resources and size, we will continue to be at a significant competitive disadvantage.


Item 2.   DESCRIPTION OF PROPERTY.

The Company has a working agreement its President for use of office space, telephones and secretarial services supplied free of charge. The Company has no property.

Item 3.   LEGAL PROCEEDINGS.

Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

None.  On October 31, 2001, the majority shareholder of
Alph-Net approved of the acquisition of the assets and liabilities of McKnight Consulting LLC by written majority consent.

PART II

Item 5.   MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
          COMMON EQUITY AND OTHER STOCKHOLDER MATTERS.

Description Of Securities.

Common stock

The Company is authorized to issue 100,000,000 shares of common stock, $.001 par value per share, of which 1,000,000 shares are issued and outstanding at December 31, 2001.

Holders of the common stock are entitled to one vote for each share owned for all matters to be voted on by the shareholders. There is no cumulative voting in the election of directors. Accordingly, each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Holders of common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore and, in the event of liquidation, dissolution or winding up of the Company, to share ratably in all assets remaining after payment of liabilities. We have not paid cash dividends on our common sock. It is the policy of our board of directors to retain future earnings to finance the growth and development of our business. Any future dividends will be at the discretion of our board of directors and will depend upon our financial condition, capital requirements, earnings, liquidity, and other factors that it may deem relevant. The holders of common stock have no preemptive or conversion rights. The holders of common stock are not subject to further calls or assessments. There are no redemption or sinking fund provisions applicable to the common stock. The rights of the holders of the common stock are subject to any rights that may be fixed for holders of preferred stock, when and if any preferred stock is issued. The common stock currently outstanding is validly issued, fully paid and not assessable.

There are no outstanding options or warrants of any kind for the Company's common stock.

The transfer agent, warrant agent and registrar for the common stock is Holladay Stock Transfer, 2939 67th Place,
Scottsdale, AZ  85251.  As of January 30, 2002, there were
31 stockholders of record.

The Company's common stock is not currently traded. There are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in the Company's securities.

Recent Sales Of Unregistered Securities.

There have been no recent sales of the Company's securities. In connection with organizing the Company, on September 4, 1996, persons consisting of its officers, directors, and other individuals were issued a total of 1,000 unregistered shares of Common Stock at a value of $.001 per share. The Company relied upon Section 4(2) of the Securities Act. On July 5, 1999, those outstanding shares were forward split 1,000 to 1, resulting in a total of 1,000,000 shares outstanding. On December 31, 2001, pursuant to the closing of the contribution agreement and the acquisitions of the assets and liabilities of McKnight Consulting LLC, the company issued a total of 750,000 shares, 375,000 to Patrick McKnight and 375,000 to Kathy McKnight. Additionally, on December 31, 2001, the company received and cancelled 750,000 shares of common stock from Daniel Hodges as required by the contribution agreement.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto.

Plan Of Operations - General

We are a technical consulting company whose primary focus is in developing, supporting, designing, and implementing computer connectivity solutions with small to mid-sized companies nationwide and providing research and technical consulting specializing in social science research and technology that supports efforts in research. Efforts are focused on research design, methodology and statistics in formulating sound research design proposals. These services include network design, configuration, management, administration, programming, and evaluation. In addition to these services, database connectivity and server application management is offered when these services are integrated into the network design.

Smaller companies often lack in-house technical expertise necessary for understanding the full range of available solutions. Slightly larger companies in the range of mid-sized companies with fewer than 1,000 employees may have technically capable individuals, however, their ability to be objective decision-makers may be compromised by company policy or power hierarchies. We have provided services to this targeted market for over 8 years as a sole proprietorship and, at this time, we believe it is in the interest of the company to expand the range of offerings and expand operations to enlist more specialists.

Since the mid-1990's, technical consulting has been building nationwide at an ever increasing rate. Businesses recognize the need to confer with outside organizations to understand the nature and extent of internal problems. Technical consulting has been the benefactor of this need that is often caused by the ever-growing computer industry and rapid expansion of technical solutions. Just over 4 years in the late 1990's, computer communication speeds have increased 100 times! In addition to the speed increases, the number of methods to implement computer networks has risen from 4 in 1990 to over 20 in 2001. These facts lead many companies to rely on outside sources to assist in the evaluation of their current infrastructure and assess methods to change the infrastructure for future compatibility.

The Company offers technical consulting for computer connectivity. These services include network design, configuration, management, administration, programming, and evaluation. In addition to these services, database connectivity and server application management is offered when these services are integrated into the network design.

Within the next three to five years, we expect to enhance revenues by expanding the domain of our consulting activities to include network application hosting and design. In addition, additional revenue will be expected by adding formal evaluation methodologies that will fully delineate the source and nature of existing technical problems. The activities that may place financial burden on the company include: Recruitment of personnel for programming and database management; Lost revenue resulting from recruitment process; marketing costs; inventory acquisition costs.

Liquidity and Capital Resources.

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder equity. The
Company's balance sheet as of December 31, 2001 reflects a current asset value of $15,409, and a total asset value of $22,921.

The Company has sufficient funds to continue its current level of operations. The Company will not have sufficient funds, unless it is able to raise funds in a private placement, to undertake any significant development, marketing and manufacturing of its business.

Results of Operations.

The Company had sales revenues for the period ended December
31, 2001 in the amount of $36,455 compared to $23,611 for he same period in 2000.

The costs of sales revenues for the period ended December 31, 2001 was $37,301 compared to $10,693 for the same period in 2000. This increase was due in large part to the reduction in our sales margin as a result of competition. The Company had general and administrative expenses for the period ended December 31, 2001 in the amount of $24,070, compared to general and administrative expenses of $10,766 for 2000. This increase in general and administrative expenses for 2001 was due to the Company's relocation of an office from Seattle, Washington to Tucson, Arizona.

The Company recorded net income loss of $27,415 for the year ended December 31, 2001 compared to a net income of $78 for the comparable period in 2000. The loss for 2001 was due primarily to the Company's low margin on its costs of goods sold and the general and administrative expenses associated with its office move.

At December 31, 2001, the Company had total current assets of $15,409 as compared to $45,980 current assets at December 31, 2000. The decrease in total current assets was due to the elimination of the Company's inventory resulting from the conversion to an on demand inventory system due to the short shell life of computer related inventory. The Company now only orders inventory on an as needed basis. The Company had net working capital of $11,226 at December 31, 2001, compared to net working capital of $36,675 at December 31, 2000.

Net stockholders' equity in the Company was $18,738 as of December 31, 2001 and $43,742 at December 31, 2000.

Item 7.   FINANCIAL STATEMENTS.

See Item 13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING.

Not Applicable




PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS.

CHANGE IN MANAGEMENT

Pursuant to the closing of the acquisition of the assets and liabilities of McKnight Consulting, on December 31, 2001 the Company had a change in management. Patrick McKnight was appointed President and Director, while Kathy McKnight was appointed Secretary and Director. The Company's founder, Daniel Hodges, resigned from his position with the Company on December 31, 2001.

A member of the Board of Directors of the Company serves until the next annual meeting of shareholders, or until the member's successor has been elected. An officer serves at the pleasure of the Board of Directors.

Currently, there two officers and directors of the Company:

        Name             Age       Position

Patrick E. McKnight      35        President, Director

Kathy McKnight           38        Secretary, Director

Patrick McKnight has been involved in the program development of the business since its inception. He provides expertise in the technical areas including computer applications, software development, statistical analysis, and technical writing. In addition, Mr. McKnight handles the day-to-day business operations and decisions.

Kathy McKnight has been involved in the business since 1995 and continues to serve as the secretary and specialist for program implementation and customer care/service. Her main responsibilities include grant application preparation, client consultation, and information dissemination, purchasing and long-term planning.

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

Item 10.   EXECUTIVE COMPENSATION.

No employment compensation has been paid by the Company.
The Company has no employment agreements with any persons.
No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of any employees.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.

The following table presents certain information regarding beneficial ownership of the Company's common stock as of January 1, 2002, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.


              Name and
Title of     address of      Amount of     Percent
  Class      Beneficial      Beneficial      of
               Owner         ownership      Class

Common    Patrick E. McKnight   375,000    37.5%
          President and Director
          2110 E. Water Street
          Tucson, AZ  85719

Common    Kathy McKnight        375,000    37.5%
          Secretary and Director
          2110 E. Water Street
          Tucson, AZ  85719

Common    All directors         750,000     75%
          and officers


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On September 4, 1996, the Company issued a total of 1,000 shares of its common stock in the following manner. In consideration of Mr. Hodges contributing toward the organizational expenses of the Company and for services rendered, the Company issued Mr. Hodges 800 shares of its common stock. On July 5, 1999, the outstanding shares were forward split 1,000 to 1 and the par value was changed to $.001, resulting in a total of 1,000,000 shares outstanding.

On December 31, 2001, pursuant to the closing of the contribution agreement and the acquisitions of the assets and liabilities of McKnight Consulting LLC, the company issued a total of 750,000 shares, 375,000 to Patrick
McKnight and 375,000 to Kathy McKnight.  Additionally, on
December 31, 2001, the company received and cancelled
750,000 shares of common stock from Daniel Hodges as required by the contribution agreement.

Item 13.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
REPORTS ON FORM 8-K.

Item 1.		Index to Exhibits.

Exhibit 3.*	Articles of Incorporation.

Exhibit 3.1*	Amendment to Articles of Incorporation.

Exhibit 3.2*	Bylaws.

______
*   Previously filed.


Financial Statements and Financial Statement Schedules.

(a) Independent Auditor's Report

(b) Balance Sheets
      December 31, 2001 and 2000

(c) Statements of Operations for the
      Years Ended December 31, 2001 and 2000

(d) Statement of Stockholders' Equity for the
      Years Ended December 31, 2001 and 2000

(e) Statements of Cash Flows for the
      Years Ended December 31, 2001 and 2000

(f) Notes to Financial Statements

Reports on Form 8-K.

During 2001 through the date of this report, there were no 8-K reports filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alph-Net Consulting Group, Ltd.
DATE: February 15, 2002
Patrick E. McKnight, President and Director
On behalf of the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 15, 2002 By:

/s/PATRICK E. MCKNIGHT
Patrick E. McKnight, President and Director
ALPH-NET CONSULTING GROUP, LTD.



PART F/S
FINANCIAL STATEMENTS


The consolidated financial statements of the Company required to be included in Part F/S are set forth below.



ALPH-NET CONSULTING GROUP, LTD.




INDEPENDENT AUDITOR'S REPORT

DECEMBER 31, 2001 and 2000



CONTENTS

									Page


Independent Auditor's Report   . . .  . . . . . F - 1

Balance Sheets
  December 31, 2001 and 2000 . . . .  . . . . . F - 2

Statements of Operations for the
  Years Ended December 31, 2001 and 2000 .  . . F - 3

Statement of Stockholders' Equity for the Years Ended December 31, 2001 and 2000 . . . F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2001 and 2000 . .. . F - 5

Notes to Financial Statements. . . . . . . .. . F - 6


ROBISON, HILL & CO., A PROFESSIONAL CORPORATION,
Certified Public Accountants
INDEPENDENT AUDITOR'S REPORT

Alph-Net Consulting Group, Ltd.

We have audited the accompanying balance sheets of Alph-Net Consulting Group, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, cash flows and stockholders' equity for the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United
States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alph-Net Consulting Group, Ltd.
as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted
Robison, Hill & Co.
Certified Public Accountants
Salt Lake City, Utah
January 30, 2002
F-1


ALPH-NET CONSULTING GROUP, LTD.
BALANCE SHEETS

                                       December 31    December 31
                                          2001            2000
ASSETS
Current Assets:
 Cash and Cash Equivalents             $4,925          $7,553
 Accounts Receivable                   10,484          $6,919
 Inventory                                  -          31,508

   Total Current Assets                15,409          45,980

Fixed Assets:
 Office Equipment                      13,822          10,877
 Less Accumulated Depreciation         (6,310)         (3,810)

   Net Fixed Assets                     7,512           7,067

   Total Assets                       $22,921         $53,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Accounts Payable                      $3,470          $5,065
 Credit Card Payable                        -           3,848
 Payroll Taxes Payable                      -             119
 Sales Tax Payable                        713             273

   Total Liabilities                    4,183           9,305

Shareholders' Equity
 Owners' Equity                             -          43,742
 Common Stock, Par Value $.001
  Authorized 100,000,000 shares
  Issued 1,000,000 shares at
  December 31, 2001 and 2000             1,000              -
 Paid-In Capital                        42,655              -
 Retained Deficit                      (24,917)             -


  Total Stockholders' Equity            18,738         43,742

 Total Liabilities and
   Shareholders' Equity                 22,921         53,047

The accompanying notes are an integral part of these financial statements.
F-2



ALPH-NET CONSULTING GROUP, LTD.
STATEMENTS OF OPERATIONS

                                   For the year ended
                                      December 31
                                     2001       2000


Revenues:
  Net Sales                         $36,455     $23,611

  Cost of Goods Sold                 37,301      10,693

Gross Profit (Loss)                    (846)     12,918

Expenses:
  General and Administrative         24,070      10,766
  Depreciation                        2,499       2,074

  Profit (Loss) Before Taxes        (27,415)         78
  Income Taxes                            -           -

    Net Income (Loss)              $(27,415)    $    78


Basic & Diluted loss per share
                                   $  (9.10)    $     -

The accompanying notes are an integral part of these financial statements.
F-3


ALPH-NET CONSULTING GROUP, LTD.
STATEMENT OF STOCKHOLDERS' EOUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2001

           Common Stock      Paid-In  Retained   Member's
         Shares   Par Value   Capital  Deficit   Equity

Balance at December 31, 1999
(Inception)     -      $  -   $   -     $  -       $43,664

New Income	    -         -       -        -            78

Balance at December 31, 2000
                -         -       -        -        43,742

April 2001, Distribution to
 LLC Members    -         -       -        -        (7,176)

December 31, 2001 Merger with
 Alph-Net Consulting Group, LLC
          1,000,000    1,000  35,566       -       (36,566)

Capital contributed by shareholder
                               7,089       -             -

Net Loss          -        -      -   (27,415)           -


Balance at December 31, 2001
          1,000,000  $1,000  $42,655  $(27,415)   $      -


The accompanying notes are an integral part of these financial statements.
F-4


ALPH-NET CONSULTING GROUP, LTD.
STATEMENT OF CASH FLOWS
                                               For the year ended
                                                    December 31
                                                 2001       2000
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net Loss                                        $(24,917)   $     78
Adjustment to reconcile net loss to
 net cash used in operating activities:
Depreciation                                       2,500       2,074

Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable        (3,565)      4,546
(Increase) Decrease in Inventory                  31,508      (2,431)
Increase (Decrease) in Accounts Payable	        (1,595)        303
Increase (Decrease) in Sales Tax Payable             440      (1,038)
Increase (Decrease) in Credit Cards Payable       (3,848)          -
Increase (Decrease) in Payroll Taxes Payable        (119)          -

Net Cash Used in
 Operating activities                                404       3,532

CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of Equipment                             (2,945)     (1,011)

Net Cash provided by Investing activities         (2,945)     (1,011)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Capital contributed By shareholder                 7,089         (13)
Distribution to LLC Members                       (7,176)          -

Net Cash provided by
 Financing activities                                (87)        (13)

Net (Decrease) Increase in
 Cash and Cash Equivalents                        (2,628)      2,508
Cash and Cash Equivalents
 At Beginning of Period                            7,553       5,045
Cash and Cash Equivalents
 At End of Period	                               $ 4,925     $ 7,553

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                        $     -     $     -
 Franchise and income taxes                      $     -     $     -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AN
FINANCING ACTIVIITES:  None

The accompanying notes are an integral part of these financial statements.
F-5



ALPH-NET CONSULTING GROUP, LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

This summary of accounting policies for Alph-Net
Consulting Group, Ltd. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

The Company was incorporated under the laws of the State of Nevada on April 15, 1996. The Company ceased all operating activities during the period from April
15, 1996 to July 12, 1999 and was considered dormant.
On July 12, 1999, the Company obtained a Certificate of renewal from the State of Nevada. From July 12, 1999 to December 31, 2001, the Company was in the development stage.

On December 31, 2001, the Company finalized a merger with McKnight Consulting, LLC. The Company acquired McKnight Consulting and all of its assets and liabilities in exchange for 750,000 shares of common stock. Since the merger, the Company is no longer considered a development stage entity.

Nature of Business

McKnight Consulting is a research and technical consulting firm specializing in social science research and technology that supports efforts in research.
Efforts are focused on research design, methodology and statistics in formulating sound research design proposals. Additionally, McKnight Consulting offers technical and computer consulting related to the research process.

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
(Numerator)   (Denominator)

For the year ended December 31, 2001:
Basic Loss per Share
Loss to common shareholders
                    $(24,917)    2,740        $ (9.10)

	The Company was a Limited Liability Company as of
December 31, 2000, thus earnings per share is not applicable and was not calculated for December 31, 2000.

	There are no common stock equivalents for December
31, 2001.

Fixed Assets

The office equipment is stated at cost and will be depreciated, on a straight-line basis, over their estimated useful lives of five years.

The Company has adopted the Financial Accounting
Standards Board SFAS No., 121, "Accounting for the
Impairment of Long-lived Assets." SFAS No. 121 addresses the accounting for (i) impairment of long-lived assets, certain identified intangibles and goodwill related to assets to be held and used, and
(ii) long-live lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the used of the asset and its eventual disposition (un-discounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

Inventory

Inventories are stated at the lower of cost or market.
F-7

Concentration of Credit Risk

	The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $25,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused.
Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - COMMITMENTS

As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

NOTE 4 - MERGER

On December 31, 2001, the Company finalized a reverse merger with McKnight Consulting, LLC. The
Company, acquired McKnight Consulting and all of its assets and liabilities in exchange for 750,000 shares of Common Stock or 75% of the New Common Stock outstanding subsequent to the Merger.